Form 10-K
BMW Vehicle Owner Trust 2010-A
filed 2011-03-31
CIK 1489612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number of the issuing entity:  333-159922-01

BMW Vehicle Owner Trust 2010-A
(Exact name of the issuing entity as specified in its charter)

Commission File Number of the depositor:  333-159922

BMW FS Securities LLC
(Exact name of the registrant and depositor as specified in its charter)

BMW Financial Services NA, LLC
(Exact name of the sponsor as specified in its charter)

Delaware (State or other jurisdiction of Incorporation)	22-3784653 (IRS Employer Identification No.)

300 Chestnut Ridge Road Woodcliff Lake, NJ (Address of principal executive offices)	07677 (Zip Code)

Registrant's telephone number, including area code: (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                      Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes []   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [  ]                                                                                     Accelerated Filer  [  ]

Non-accelerated Filer (do not check if a smaller reporting company)  [X]

Smaller Reporting Company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes [_]   No [X]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2010).

Not applicable.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

     (A)  ITEM 1, BUSINESS

     (B)  ITEM 1A, RISK FACTORS

     (C)  ITEM 2, PROPERTIES

     (D)  ITEM 3, LEGAL PROCEEDINGS

     (E)  ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB, SIGNIFICANT OBLIGOR FINANCIAL INFORMATION

No single obligor represents more than 10% of the pool assets held by BMW Vehicle Owner Trust 2010-A (the "Trust").

ITEMS 1114(B)(2) AND 1115(B) OF REGULATION AB, SIGNIFICANT ENHANCEMENT PROVIDER FINANCIAL INFORMATION

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the "Notes") or certificates (the "Certificates") issued by the Trust.

ITEM 1117 OF REGULATION AB, LEGAL PROCEEDINGS

No legal proceedings are pending against any of BMW Financial Services NA, LLC (the "Sponsor"), BMW FS Securities LLC (the "Depositor"), Citibank, N.A. (the "Indenture Trustee") or the Trust that are or would be material to holders of the Notes or the Certificates.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

     (A)  ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (B)  ITEM 6, SELECTED FINANCIAL DATA

     (C)  ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

     (D)  ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (E)  ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (F)  ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (G)  ITEM 9A, CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

     (A)  ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (B)  ITEM 11, EXECUTIVE COMPENSATION

     (C)  ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (D)  ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (E)  ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB, AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Trust.  The Sponsor is also the servicer.  The Depositor is a wholly-owned subsidiary of the Sponsor and therefore, a wholly-owned subsidiary of the originator and the servicer.  Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly of, the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

ITEM 1122 OF REGULATION AB, COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Indenture Trustee nor the Attestation Report provided by the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a "Compliance Statement"), in each case signed by an authorized officer of the Sponsor. The Compliance Statement is attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS.

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMW Vehicle Owner Trust 2010-A

By: BMW Financial Services NA, LLC, as Servicer

Date: March 30, 2011	By: /s/ Martin Stremplat Martin Stremplat Vice President – Finance & CFO

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders.  The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

EXHIBIT INDEX

EXHIBIT               DESCRIPTION
------------------
Exhibit 1.1 -- Underwriting Agreement dated April 15, 2010 among BMW Financial Services NA, LLC (“BMW FS”), Banc of America Securities LLC and BMW FS Securities LLC (the “Depositor”). *

Exhibit 3.1 – Certificate of Formation of the Depositor, dated as of February 27, 2001 and filed with the secretary of state of Delaware on February 27, 2001.*

Exhibit 3.2 – Limited Liability Agreement of the Depositor, in effect since May 1, 2001.*

Exhibit 4.1 - Indenture dated as of March 1, 2010 between BMW Vehicle Owner Trust 2010-A and Citibank. N.A., as indenture trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated April 21, 2010, and filed by the registrant on April 21, 2010.*

Exhibit 10.1 - Amended and Restated Trust Agreement dated as of April 21, 2010 between BMW FS Securities LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to exhibit 10.1 to Form 8-K dated April 21, 2010, and filed by the registrant on April 21, 2010.*

Exhibit 10.2 - Owner Trust Administration Agreement, dated as of March 1, 2010, among BMW FS, as administrator, the Trust and the Indenture Trustee.*

Exhibit 10.3 - Sale and Servicing Agreement, dated as of March 1, 2010, among the Depositor, BMW FS, as seller, sponsor, servicer, administrator and custodian, the Trust and the Indenture Trustee.*

Exhibit 10.4 - Receivables Purchase Agreement, dated as of March 1, 2010, between the Depositor and BMW FS.*

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 - Certification Regarding Compliance With Applicable Servicing Criteria of BMW Financial Services NA, LLC

Exhibit 33.2 - Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Citibank, N.A.

Exhibit 34.1 – Independent Registered Public Accounting Firm Attestation Report of J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC

Exhibit 34.2 – Independent Registered Public Accounting Firm Attestation Report of KPMG, on behalf of Citibank. N.A.

Exhibit 35.1 - Servicing Compliance Statement of BMW Financial Services NA, LLC

Exhibit 99.1 - Servicer's Annual Statement of Compliance

________________
*    Previously filed